Form 10-K
period 2024-12-31
BMO 2023-C5 Mortgage Trust
filed 2025-03-31
CIK 1972920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

4.  The La Habra Marketplace mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The La Habra Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to BBCMS 2023-C21 PSA (as defined in Item 15 below).

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

6.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Argentic Services Company LP, as Pacific Design Center special servicer for the Pacific Design Center mortgage loan under the Benchmark 2023-B38 PSA, (ii) Situs Holdings, LLC, as special servicer for the Oak Street NLP Fund Portfolio mortgage loan under the OAKST 2023-NLP TSA, (iii) Pentalpha Surveillance LLC, as operating advisor for the Oak Street NLP Fund Portfolio mortgage loan under the OAKST 2023-NLP TSA and (iv) Wilmington Trust, National Association as trustee under the OAKST 2023-NLP PSA, pursuant to which the Oak Street NLP Fund Portfolio mortgage loan is serviced, are not included in this report on Form 10-K because each of Argentic Services Company LP, Situs Holdings, LLC, Pentalpha Surveillance LLC and Wilmington Trust, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, Benchmark 2023-V2 PSA, the BBCMS 2023-C21 PSA  and the OAKST 2023-NLP TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

7.  This report on Form 10-K does not include the servicer compliance statements of (i) Argentic Services Company LP, as Pacific Design Center special servicer for Pacific Design Center mortgage loan under the Benchmark 2023-B38 PSA and (ii) Situs Holdings, LLC, as special servicer for the Oak Street NLP Fund Portfolio mortgage loan under the OAKST 2023-NLP TSA, because each of Argentic Services Company LP and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, Benchmark 2023-V2 PSA, the BBCMS 2023-C21 PSA and the OAKST 2023-NLP TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.6) Trust and Servicing Agreement, dated as of February 28, 2023 (the “OAKST 2023-NLP TSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc, as depositor, KeyBank National Association, as servicer Situs Holdings, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A dated June 21, 2023, and filed on December 13, 2023 under Commission File No. 333-255934-05, and is incorporated by reference herein). (See Explanatory Note 5)

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

33.20 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.5)

33.21 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.4)

33.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 33.1)

33.23 3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 33.8)

33.24 BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 33.19)

33.25 Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 33.5)

33.26 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 33.4)

33.27 KeyBank National Association, as servicer under the OAKST 2023-NLP TSA, pursuant to which the Oak Street NLP Fund Portfolio mortgage loan is serviced.  (see Exhibit 33.6)

33.28 Computershare Trust Company, National Association as custodian for the Oak Street NLP Fund Portfolio mortgage loan under the OAKST 2023-NLP PSA. (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 6)

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

34.20 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.5)

34.21 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.4)

34.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 34.1)

34.23 3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 34.8)

34.24 BellOak, LLC, as operating advisor for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 34.19)

34.25 Computershare Trust Company, National Association, as custodian for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 34.5)

34.26 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 34.4)

34.27 KeyBank National Association, as servicer under the OAKST 2023-NLP TSA, pursuant to which the Oak Street NLP Fund Portfolio mortgage loan is serviced.  (see Exhibit 34.6)

34.28 Computershare Trust Company, National Association as custodian for the Oak Street NLP Fund Portfolio mortgage loan under the OAKST 2023-NLP PSA. (see Exhibit 34.5)

35 Servicer compliance statement. (See Explanatory Note 7)

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

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2023-C21 PSA, pursuant to which the La Habra Marketplace mortgage loan is serviced. (see Exhibit 35.1)

35.11 3650 REIT Loan Servicing LLC, as special servicer for the La Habra Marketplace mortgage loan under the BBCMS 2023-C21 PSA. (see Exhibit 35.5)

35.12 KeyBank National Association, as servicer under the OAKST 2023-NLP TSA, pursuant to which the Oak Street NLP Fund Portfolio mortgage loan is serviced.

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

Date: March 31, 2025